Form 10-K
period 2004-12-31
GS Mortgage GSAA Home Eq. Trust 2004-7
filed 2005-03-31
CIK 1302040

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-117485-04


        GS MORTGAGE SECURITIES CORP.
     (as Depositor under the Master Servicing and Trust Agreement, dated as of August 1, 2004, providing for the issuance of Asset-Backed Certificates, Series 2004-7)


     (Exact name of registrant as specified in its charter)


   Delaware                                     13-6357101
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)



   85 Broad Street
   New York, New York                            10004
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 902-1000 Ext 2000


  Securities registered pursuant to Section 12(b) of the Act:

        None.


  Securities registered pursuant to Section 12(g) of the Act:

        None.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        X


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference


        Not applicable.


                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

           Currently, there is no established public trading market for the Certificates known to the registrant.

            Records provided by DTC and the Trustee
            indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 11.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

           Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Sarbanes-Oxley Act Section 302 Certification

     (99.1) Annual Independent Accountants' Servicing Report concerning servicing activities.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) National City Mortgage Co, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) National City Mortgage Co, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statement of Compliance under the Pooling and Servicing
            Agreements.


      a) Countrywide Home Loans Inc., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) National City Mortgage Co, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificateholders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.


   (c) Not applicable.


  <F1> Filed herewith.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:





  GS Mortgage Securities Corp., as Depositor

  Name:  /s/ Michelle Gill

  Title: Vice President

  Dated: March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Sarbanes-Oxley Act Section 302 Certification


  GSAA Home Equity Trust 2004-7 (the "Trust")
  Asset-Backed Certificates
  Series 2004-7

  I, Michelle Gill, certify that:

  1. I have reviewed this annual report on Form 10 K (the "Annual Report"), and all reports on Form 8 K containing distribution date reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

  3. Based on my knowledge, the servicing information required to be provided to the Securities Administrator by the Master Servicer under the Trust Agreement for inclusion in the Reports is included in the Reports;

  4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Master Servicer in accordance with the terms of the Trust Agreement, and except as disclosed in the Reports, the Master Servicer has fulfilled its obligations under theTrust Agreement; and

  5. The Reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the stTrust Agreement, that is included in the Reports.

     Countrywide Home Loans Inc. as Servicer, Greenpoint Mortgage Funding, Inc. as Servicer, National City Mortgage Co as Servicer, Wells
     Fargo Bank Minnesota, N.A. as Trustee, Wells Fargo Bank, N.A. as
     Servicer.



     Date:      March 31, 2005


    /s/ Michelle Gill
    Michelle Gill
    Vice President

  EX-99.1 (a)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568





Independent Accountants' Report




The Board of Directors
Countrywide Financial Corporation:



We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2005





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
(logo) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2004. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 11, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (d)
(logo) KPMG


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005





  EX-99.2 (a)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SUN VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


Management's Assertion


March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.




/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Executive Managing Director and
Chief Financial Officer



/s/ Kevin Meyers
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration





  EX-99.2 (b)
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.2 (c)
(logo) National City Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ T. Jackson Case, Jr
T. Jackson Case, Jr., Executive Vice President


March 4, 2005



No one Cares More !





  EX-99.2 (d)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A


As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.


/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23. 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23. 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
Exhibit "A"

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By: /s/ Countrywide

/s/ Joseph Candelario
Officer

First Vice President
Title

/s/ 3/21/05
Date





  EX-99.3 (b)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566

(logo) GreenPoint Mortgage


March 15, 2005



GS Mortgage Securities Corp.
100 Second Avenue South
Suite 200 North
St Petersburg, FL 33701
Attn: Joan Smith


GS Mortgage Securities Corp.
85 Broad Street
New York, New York 10004
Attn: Nina Gandy


Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA 92705




RE: GSAA Home Equity Trust 2004-6
GSAA Home Equity Trust 2004-7
GSAA Home Equity Trust 2004-8
GSAA Home Equity Trust 2004-11
GSR Mortgage Loan Trust 2004-13F
(each as "Agreement")


Annual Statement as to Compliance by the Servicer


Ladies and Gentlemen:

Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following:


1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and


2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under each Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.

Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer


By: /s/ Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President
Loan Administrator


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de este carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com





  EX-99.3 (c)
(logo) National City
Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:


The undersigned Officer certifies the following for the 2004 fiscal year


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:
/s/ T. Jackson Case Jr.
Officer

Executive Vice President
Title

March 8, 2005
Date


No one Cares More!





  EX-99.3 (d)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA  50328-0001



March 1, 2005


Re: 2004 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2004:


1. All real estate taxes, bonds assessments and other lienable items have been paid.


2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).


3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.


5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


Sincerely,

/s/ John B. Brown


John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   AF-2                             993,384.99                  0.00                 0.00              65,734,000.00
   AF-3                             466,817.34                  0.00                 0.00              26,718,000.00
   AF-4                             914,691.07                  0.00                 0.00              45,360,000.00
   AF-5                             471,549.22                  0.00                 0.00              27,275,000.00
   AV-1                             648,825.17         30,724,504.94                 0.00              76,940,495.06
   B-1                               66,565.14                  0.00                 0.00               3,301,000.00
   B-2                               31,881.10                  0.00                 0.00               1,581,000.00
   M-1                              104,749.34                  0.00                 0.00               5,598,000.00
   M-2                               78,139.94                  0.00                 0.00               3,875,000.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                                376,401.60                  0.00                 0.00               1,435,537.65